Form 10-Q
period 2000-03-31
WESTERN MOUNTAIN MINING INC
filed 2000-06-07
CIK 1098420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended March 31st, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-28525
                                 ---------



                          WESTERN MOUNTAIN MINING, INC.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0640430
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

6337 South Lordes Lane, Midvale UT                                    84047
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (801) 209-2202
                         (REGISTRANT'S TELEPHONE NUMBER)



     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of March 31, 2000
        -------                         --------------------------------

        Common stock, $0.001                    540,000

                                     INDEX

PART 1.                                                 Page Number
                                                        -----------

        ITEM 1. Financial Statements (unaudited)        3

                Balance Sheets                          4
                  March 31, 2000 and December 31, 1999

                Statements of Operations                5
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from December 11, 1980
                  to March 31, 2000

                Statements of Cash Flows                6
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from December 11, 1980
                  to March 31, 2000

                Notes to Financial Statements           7

        ITEM 2. Plan of Operations                      9

PART 11.        Signatures                              10

                         PART 1 - FINANCIAL INFORMATION
                          ---------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                         -----------------------------

     The accompanying balance sheets of Western Mountain Mining, Inc. (development stage company) at March 31, 2000 and December 31, 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period from December 11, 1980 to March 31, 2000, and the cash flows and the statement of stockholder' equity for the three months ended March 31, 2000 and 1999,and the period from December 11, 1980 to March 31, 2000, have been prepared by the Company's management and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2000, and December 31, 1999
                      -------------------------------------

                                        Mar 31          Dec 31
                                        2000            1999
                                        ------          ------

ASSETS

CURRENT ASSETS

        Cash                            $ -             $ -
                                        ------          ------
        Total Current Assets            $ -             $ -
                                        ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                $ -             $ -
                                        ------          ------
        Total Current Liabilities       $ -             $ -
                                        ======          ======

STOCKHOLDERS' EQUITY

        Common Stock
        100,000,000 shares authorized
        at $0.001 par value; 540,000
        shares issued and outstanding     540            540

        Capital in excess of par value    49,460         49,460

        Deficit accumulated during the   (50,000)        (50,000)
        Development Stage

        Total Stockholders' Equity
        (deficiency)                      _               -
                                        ------          -------
                                        $ -             $ -
                                        ======          ======

   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
             December 11, 1980 (Date of Inception) to March 31, 2000
            -------------------------------------------------------

                Mar 31          Dec 31          Dec 11, 1980 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

REVENUES        $ -             $ -             $ -

EXPENSES          -             $ 10,000        $ 50,000
                ------          ------          ------------

NET LOSS        $ -             $(10,000)       $(50,000)
                ======          ======          ============

NET LOSS PER
COMMON SHARE

        Basic   $ -             $ (.02)
                ------          ------

AVERAGE
OUTSTANDING
SHARES

        Basic   540,000         540,000
                -------         -------



   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
               December 11, 1980 (Date of Inception) to March 31, 2000
            -------------------------------------------------------
                Mar 31          Dec 31          Dec 11, 1980 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $ -             $(10,000)         $(48,000)
                ------          ------          ------------

Net cash used     -              (10,000)          (48,000)
in operations

CASH FLOWS:
INVESTING
ACTIVITIES      $ -             $ -             $ -
                ------          ------          ------------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $ -             $10,000          $ 48,000
                ------          ------          ------------

Net Increase
(Decrease) in
Cash            $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
Begin           $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
End             $ -             $ -             $ -
                ======          ======          ===========

   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on December 11, 1980 with authorized common stock of 1,000,000 shares with at a par value of $1.00 under the name of "Henson Realty, Inc." On July 30, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to "Western Mountain Mining, Inc."

     On July 30, 1999 the Company completed a forward common stock split of 50 shares for each outstanding share. This report has been prepared using a par value of $0.001 from inception.

     The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1995.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

     The Company has not yet adopted a policy regarding payment of dividends.

Income  Taxes
-------------

    On December 31, 1998 the Company had a net operating loss carry forward of $40,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is underterminable since the Company has no operations. The net operating loss will expire starting in 2009 through 2019.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

     The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial  Instruments
----------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicitive of the amounts that the Company could realize in a current market exchange.

                          WESTERN MOUNTAIN MINING, INC.
                          ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -------------------------------------------



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

4.  GOING  CONCERN

     The Company will need additional working capital to be successful in its planned operations.

     Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year.

     There can be no assurance that the Company can be successful in this effort.

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

     The Company has had no operations during this reporting period.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MOUNTAIN MINING, INC.
                              (REGISTRANT)

                              /s/   Russell Noerring
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  19TH DAY OF MAY,  2000