Form 10-Q
period 2000-06-30
WESTERN MOUNTAIN MINING INC
filed 2000-09-11
CIK 1098420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended June 30th, 2000
                               -------------------

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

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of June 30, 2000
        -------                         --------------------------------

        Common stock, $0.001                    540,000

                                     INDEX

PART 1.                                                 Page Number
                                                        -----------

        ITEM 1. Financial Statements (unaudited)        3

                Balance Sheets                          4
                  June 30, 2000 and March 31, 2000

                Statements of Operations                5
                  For the three months ended
                  June 30, 2000 and March 31, 2000

                Statements of Cash Flows                6
                  For the three months ended
                  June 30, 2000 and March 31, 2000

                Notes to Financial Statements           7

        ITEM 2. Plan of Operations                      9

PART 11.        Signatures                              10

                         PART 1 - FINANCIAL INFORMATION
                          ---------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                         -----------------------------

     The accompanying balance sheets of Western Mountain Mining, Inc. (development stage company) at June 30, 2000 and March 31, 2000 have been prepared by the Company's management and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                        JUNE 30, 2000, and MARCH 31, 2000
                      -------------------------------------

                                        Jun 30          Mar 31
                                        2000            2000
                                        ------          ------

ASSETS

CURRENT ASSETS

        Cash                            $ -             $ -
                                        ------          ------
        Total Current Assets            $ -             $ -
                                        ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                $ -             $ -
                                        ------          ------
        Total Current Liabilities       $ -             $ -
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
                                        ======          ======

   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Three Months Ended June 30, 2000, and March 31, 2000
          -------------------------------------------------------------

                Jun 30          Mar 31
                2000            2000
                ------          ------

REVENUES        $ -             $ -

EXPENSES          -             $ -
                ------          ------

NET LOSS        $ -             $ -
                ======          ======

NET LOSS PER
COMMON SHARE

        Basic   $ -             $ -
                ------          ------

AVERAGE
OUTSTANDING
SHARES

        Basic   540,000         540,000
                -------         -------



   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended June 30, 2000, and March 31, 2000
            -------------------------------------------------------
                Jun 30          Mar 31
                2000            2000
                ------          ------
CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $(10,000)       $(10,000)
                ------          ------

Net cash used    (10,000)        (10,000)
in operations

CASH FLOWS:
INVESTING
ACTIVITIES      $ -             $ -
                ------          ------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $10,000         $10,000
                ------          ------

Net Increase
(Decrease) in
Cash            $ -             $ -
                ------          ------

Cash: Period
Begin           $ -             $ -
                ------          ------

Cash: Period
End             $ -             $ -
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

                              WESTERN MOUNTAIN MINING, INC.
                              (REGISTRANT)

                              /s/   Russell Noerring
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  30TH DAY OF JUNE,  2000