Form 10-Q
period 2000-09-30
WESTERN MOUNTAIN MINING INC
filed 2000-10-02
CIK 1098420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended September 30th, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-28525
                                 ---------



                          WESTERN MOUNTAIN MINING, INC.
                         ------------------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0640430
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

6337 South Lourdes Lane, Midvale UT                                    84047
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

          (1) Yes [x]  No [ ]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of September 30, 2000
        -------                         ------------------------------------

        Common stock, $0.001                    540,000

                                     INDEX

PART 1.                                                 Page Number
                                                        -----------

        ITEM 1. Financial Statements (unaudited)        3

                Balance Sheets                          4
                  September 30, 2000 and June 30, 2000

                Statements of Operations                5
                  For the three months ended
                  September 30, 2000 and June 30, 2000

                Statements of Cash Flows                6
                  For the three months ended
                  September 30, 2000 and June 30, 2000

                Notes to Financial Statements           7

        ITEM 2. Plan of Operations                      9

PART 11.        Signatures                              10

                         PART 1 - FINANCIAL INFORMATION
                          ---------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                         -----------------------------

     The accompanying balance sheets of Western Mountain Mining, Inc. (development stage company) at September 30, 2000 and June 30, 2000 have been prepared by the Company's management and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                                 BALANCE SHEETS
                      SEPTEMBER 30, 2000, and JUNE 30, 2000
                      -------------------------------------

                                        SEP 30          JUN 31
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
                                        ======          ======

   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three Months Ended September 30, 2000, and June 30, 2000
        ----------------------------------------------------------------

                SEP 30          JUN 30
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



   The accompanying notes are an integral part of these financial statements

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
        For the Three Months Ended September 30, 2000, and June 30, 2000
        ----------------------------------------------------------------
                SEP 30          JUN 30
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

DATED:  29TH DAY OF SEPTEMBER, 2000