Form 10KSB
period 2000-12-31
WESTERN MOUNTAIN MINING INC
filed 2001-04-02
CIK 1098420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB

                          ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 2000
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-28525
                                 ---------



                             WESTERN MOUNTAIN, INC.
                               -------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0636386
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

C/O 4700 S. 900 E. #41B Salt Lake City, UT                        84117
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (800) 870-1645
                         (REGISTRANT'S TELEPHONE NUMBER)

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

     At December 31, 2000, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.00

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 2000, the registrant had 540,000 shares issued and outstanding.

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

     While the Company should be considered purely developmental at this stage, its prime business intention is to trace and accomplish an amalgamation or acquisition with a private entity.

     Given the Company's lack of assets and no recent business history, once the Company does successfully acquire or merge with an operating business opportunity, it is most likely that the Company's present Shareholders will experience substantial stock devaluation. As a result, it is anticipated that there will likely be a change in Company control.

     The Company continues to file its registration statement on Form 10-KSB in order to make information concerning itself more readily available to the general public. Management believes that reporting the Company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company not readily available elsewhere.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended December 31, 2000.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

     During the past three years there has not been an established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the forseeable future. At December 31, 2000, the Company had 40 shareholders.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ------------------------------------------------------------------

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and officer of the Company, specifically B. Jack Turner ,the President and a Director of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

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

     As of December 31, 2000 the Company had no assets and no liabilities.

Results of Operations
---------------------

     As of December 31, 2000 the Company's only activity has involved the continued investigation of potential business opportunities.


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

B. Jack Turner         56    President/Director  March 01, 2000

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

     The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years:

Name:                    Position:                Report to be Filed:
----                     --------                 ------------------

None

                        ITEM 10. EXECUTIVE COMPENSATION
                        --------------------------------

Cash Compensation
-----------------

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 2000.

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

Transactions with Promoters
---------------------------

     The Company was organized more than seven years ago; therefore transactions between the Company and its promoters or founders are not considered to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a) (1) Financial Statements
----------------------------

The following financial statements are included in this report:

Title of Document:
-----------------

Report of Andersen Andersen and Strong

Balance Sheet as December 31, 2000



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

                                   WESTERN MOUNTAIN MINING, INC
                                   ----------------------------

Date: 31 March, 2001               By:  /s/ B. Jack Turner
                                   -------------------------
                                   B. JACK TURNER, PRESIDENT AND DIRECTOR


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

                         WESTERN MOUNTAIN MINING, INC.

                      FINANCIAL  STATEMENTS  AND  REPORT

                OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

ANDERSEN ANDERSEN & STRONG, L.C.
Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA
--------------------------------------------------------------------------------

Board  of  Directors
Western Mountain Mining,  Inc.
Salt Lake City, Utah

       REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     We have audited the accompanying balance sheets of Western Mountain Mining, Inc. (a development stage company) at December 31, 2000 and the statements of operations, stockholders' equity, and cash flows for the eight months ended August 31, 1999 and the years ended December 31, 2000, 1999, and the period December 11, 1980 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Western Mountain, Inc. at
December 31, 2000 and the  statements of  operations,stockholders'  equity,  and cash flows for the eight months ended August 31, 1999 and the years ended December 31, 2000,and 1999, and the period December 11, 1980 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for any for any future activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen and Strong, L.L.C.
----------------------------------------
Andersen Andersen and Strong, L.L.C.
Salt  Lake  City,  Utah
March 31, 2001

                          WESTERN MOUNTAIN MINING, INC.
                          (Development Stage Company)
                                 BALANCE SHEETS
                                December 31, 2000





ASSETS

CURRENT ASSETS
Cash                                                   $      -
                                                       ---------
  Total Current Assets                                 $      -
                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $1,700
                                                       ---------
Total Current Liabilities                               1,700
                                                       ---------

STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 540,000 shares issued and outstanding
        on August 31, 1999; 500,000 on Dec 31, 1998        540

Capital in excess of par value                           51,835

    Deficit accumulated during the development stage    (54,075)
                                                       ---------

Total Stockholders' Equity (deficiency)                  (1,700)
                                                       ---------
                                                       $   -      $
                                                       =========

   The accompanying notes are an integral part of these financial statements.


                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
          For the Years ended December 31, 2000 and 1999 and the Period
           December 11, 1980 (Date of Inception) to December 31, 2000




                                          Dec 11, 1980
                       Dec 31    Dec 31   Date of Inception) to
                        2000      1999    Dec 31, 2000
                      ---------  -------  ---------------------
REVENUES                   -         -        -

EXPENSES                2,075      12,000   54,075
                      ---------  -------  --------

NET LOSS              $ (2,075)  $(12,000) $(54,075)
                      =========  ========  =========

NET LOSS PER COMMON
SHARE

Basic                 $   -      $(.02)
                      ---------  --------



AVERAGE  OUTSTANDING
    SHARES

     Basic             540,000   540,000
                      ---------  ---------



   The accompanying notes are an integral part of these financial statements.

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from December 11, 1980 (Date of Inception)
                              to December 31, 2000





                                               COMMON  STOCK     CAPITAL  In
                                              ----------------   EXCESS  OF   ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE    DEFICIT
                                              -------   -------  ----------  ---------
Balance December 11,  1980(date of inception)         -  $     -  $        -  $      -

Issuance of common stock for cash              35,000    35       2,765            -
   at $.08 - June 23, 1993

Issuance of common stock for cash              45,000    45       3,555            -
at $.08 - September 27, 1993

Net operating loss for the year ended                 -        -          -    (6,400)
December 31, 1993

Issuance of common stock for cash
    at $.08 - January 18, 1994                 45,000    45       3,555            -

Issuance of common stock for services          25,000    25       1,975            -
    at$.08 - May 27, 1994

Issuance of common stock for cash
    at $.08  - July 29, 1994                  175,000    175      13,825           -

Issuance of common stock for cash
    at $.08  - November 18, 1994              175,000    175      13,825           -

Net operating loss for the year ended
   December 31, 1993                                 -      -           -       (33,600)

Issuance of common stock for cash
    at $.25 - August 2 1999                   40,000       40      9,960           -

Net operating loss for the eight months ended
    December 31, 2000                              -        -           -       (12,000)
                                              -------  -------  ---------      ---------
BALANCE December 31, 1999                    540,000      $ 540  $  49,460     $(52,000)

Capital contributions - expenses -
  related parties                                  -        -        2,375         -

Net operating loss for the year ended              -        -           -       (2,075)
  December 31,2000

Balance December 31, 2000                    --------  -------  ----------     ---------
                                             540,000        540     51,835      (54,075)
                                             ========  =======  ==========     =========


   The accompanying notes are an integral part of these financial statements.

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS

             For the Years ended December 31, 2000, and 1999 and the Period December 11, 1980 (Date of Inception) to December 31, 2000




                                                              OCTOBER  19,  1980
                                           DEC 31    DEC 31   (DATE OF INCEPTION)
                                            2000      1999    TO DEC 31, 2000
                                          ---------  -------  -------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                  $(2,075)   $(12,000) $(54,075)

Adjustments to reconcile net loss to
net cash provided by operating
activities                                       -         -        -

Issuance of common stock for services            -         -      2,000
  Capital contributions - expenses             375         -      2,375
  Changes in accounts payable                1,700      2,000     1,700

Net Cash used in operations                      -     (10,000)  (48,000)

CASH FLOWS FROM
INVESTING ACTIVITIES                             -         -        -
                                          --------   ------   -------
CASH FLOWS FROM
FINANCING ACTIVITIES
  Proceeds from issuance of common stock         -     10,000    48,000


Net Increase (Decrease) in Cash                  -         -        -

Cash at Beginning of Period                      -         -        -

Cash at End of Period                      $     -     $   -     $  -
                                          =========  =======  =======


SCHEDULE OF NONCASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 25,000 common shares for services - 1994   $2,000


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

Income  Taxes
-------------

     On December 31, 2000, the Company had a net operating loss carry forward of $54,0750. The tax benefit of $16,222 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire starting in 2009 through 2022.

Basic and Diluted Net Income (Loss)  Per  Share
-----------------------------------------------

     Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amountsare computed using the weighted average nymber of common shares and common equivalent shares outstanding as if shares has been issued on the exercise of the prefered share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in this report.

Financial  Instruments
----------------------

     The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

------

                          WESTERN MOUNTAIN MINING, INC.
                           (Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Comprehensive Income
--------------------

     The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

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

3.  RELATED  PARTY  TRANSACTIONS

     Related parties own 8% of the outstanding common capital stock of the Company.

4.  GOING  CONCERN

     The company will need additional working capital to service its debt and for any future planned activity and continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate for the coming year.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WESTERN MOUNTAIN MINING,  INC.
                              (REGISTRANT)

                              /s/   B. Jack Turner
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  30TH  DAY  OF  MARCH,  2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of December, 1999,

/s/   B. Jack Turner
----------------------------------------
B. JACK TURNER: President and Director