Form 10QSB
period 2001-03-31
WESTERN MOUNTAIN MINING INC
filed 2001-05-11
CIK 1098420

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended March 31st, 2001

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from to Commission File Number: 000-28525 --------- WESTERN MOUNTAIN MINING, INC.

(Exact name of Registrant as specified in charter) NEVADA 87-0640430 (State or other jurisdiction of incorporation) (I.R.S. EMPLOYER ID NO.)

C/O 4700 South 900 East Suite 41B Salt Lake City UT 84117-4959 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(800) 870-1654 (REGISTRANT'S TELEPHONE NUMBER) Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [x] No [ ] (2) Yes [x] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date Class Outstanding as of March 31st, 2001 ------- ---------------------------------- Common stock, $0.001 540,000 PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Western Mountain Mining, Inc. (development stage company) at March 31st, 2001 and December 31, 2000 have been reviewed by the Company's Certified Public Accountant, Andersen, Andersen and Strong, and are a fair presentation of the results of operations and financial position of Western Mountain Mining, Inc. The Reader is kindly reminded that operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001. WESTERN MOUNTAIN MINING, INC. (Development Stage Company) BALANCE SHEETS March 31, 2001, and December 31, 2000 ------------------------------------- APR 30 DEC 31 2001 2000 ------ ------ ASSETS CURRENT ASSETS Cash $ - $ - ------ ------ Total Current Assets $ - $ - ====== ====== LIABILITIES AND STOCKHOLDER'S EQUITY CURRENT LIABILITIES Accounts Payable $1,700 $1,700 ------ ------ Total Current Liabilities $1,700 $1,700 ====== ====== STOCKHOLDERS' EQUITY Common Stock 100,000,000 shares authorized at $0.001 par value; 540,000 shares issued and outstanding 540 540 Capital in excess of par value 51,835 51,835 Deficit accumulated during the (54,075) (54,075) Development Stage Total Stockholders' Equity (deficiency) (1,700) (1,700) ------ ------- $ - $ - ====== ====== The accompanying notes are an integral part of these financial statements WESTERN MOUNTAIN MINING, INC. (Development Stage Company) STATEMENTS OF OPERATIONS For the Three Months Ended

        March 31, 2001 and 2000 and the Period December 11, 1980 (Date of Inception) to March 31, 2001

---------------------------------------------------------------- MAR 31 MAR 31 DEC 11, 1980 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- REVENUES $ - $ - $ - EXPENSES $ - $ $54,075 ------ ------ --------- NET LOSS $ - $ $(54,075) ------ ------ --------- NET LOSS PER COMMON SHARE Basic $ - $ - ------ ------ AVERAGE OUTSTANDING SHARES Basic 540,000 540,000 ------- ------- The accompanying notes are an integral part of these financial statements WESTERN MOUNTAIN MINING, INC. (Development Stage Company) STATEMENTS OF CASH FLOWS For the Three Months Ended
  March 31, 2001 and 2000 and the Period December 11, 1980 (Date of Inception) to March 31, 2001
---------------------------------------------------------------- MAR 31 MAR 31 DEC 11, 1980 (Date of Inception) 2001 2000 to MAR 31, 2001 ------ ------ -------------------------------- OPERATING ACTIVITIES Net Loss $ - $ - $(54.075) Change in $1,700 Accounts Payable Contributions $4,375 to capital expenses Net cash used $ - $ - $(48,000) in operations CASH FLOWS: INVESTING ACTIVITIES $ - $ - $ - CASH FLOWS: $ - $ - $(48,000) FINANCING ACTIVITIES Common stock $ - $ - $(48,000) Net Increase (Decrease) in Cash $ - $ - $ - ------ ------ ------ Cash: Period Begin $ - ------ Cash: Period End $ - ====== The accompanying notes are an integral part of these financial statements WESTERN MOUNTAIN MINING, INC. (Development Stage Company) NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION The Company was incorporated under the laws of the State of Nevada on December 11, 1980 with authorized common stock of 1,000,000 shares with at a par value of $1.00 under the name of "Henson Realty, Inc." On July 30, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to "Western Mountain Mining, Inc." On July 30, 1999 the Company completed a forward common stock split of 50 shares for each outstanding share. This report has been prepared using a par value of $0.001 from inception. The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1995. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Accounting Methods ------------------ The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy ------------------ The Company has not yet adopted a policy regarding payment of dividends. Income Taxes ------------------

        On December 31, 1998 the Company had a net operating loss carry forward of $40,000. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is underterminable since the Company has no operations. The net operating loss will expire starting in 2009 through 2022.

Basic and Diluted Net Income (Loss) Per Share --------------------------------------------- Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report. Comprehensive Income ------------------ The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the stockholder's equity. Recent Accounting Pronouncements ------------------ The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements. Financial Instruments ------------------ The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicitive of the amounts that the Company could realize in a current market exchange. WESTERN MOUNTAIN MINING, INC. ( A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (CONTINUED) ------------------------------------------- 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Estimates and Assumptions ------------------ Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements. 3. RELATED PARTY TRANSACTIONS Ralated parties own 8% of the outstanding common capital stock of the Company. 4. GOING CONCERN The Company will need additional working capital to be successful in its planned operations. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year. There can be no assurance that the Company can be successful in this effort. ITEM 2. PLAN OF OPERATIONS ------------------ The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort. Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective. Liquidity and Capital Resources ------------------ The Company will need additional working capital to finance its planned activity. Results of Operations ------------------ The Company has had no operations during this reporting period. PART 2 - SIGNATURES ------------------ Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. WESTERN MOUNTAIN MINING, INC. (REGISTRANT) /s/ Jack B. Turner BY: ------------------------- JACK B. TURNER, ITS PRESIDENT AND DIRECTOR DATED: 9TH DAY OF MAY, 2001 Opinion: Tradeability of Common Shares -------------------------------------- JAMES N. BARBER Attorney at Law Suite 100, Bank One Tower 50 West Broadway Salt Lake City, UT 84101 Telephone: (801) 364-6500 or Fax: (801) 364-3406 (801) 532-3535 E-Mail: Barberjn@aol.com March 28, 2001 Board of Directors Western Mountain Mining, Inc. 5621 S. Magic Isle Lane Murray, UT 84107 Re: Tradeability of Common Shares of Western Mountain Mining, Inc. Dear Members of the Board: By letter dated March 12, 2001 you have requested that I review the corporate records of Western Mountain Mining, Inc. (hereafter "Western") and issue an opinion as to whether there is any basis on which a trading market could be established in which the holders of the 540,000 outstanding common shares of the corporation would be permitted to sell all or any part of the Western shares registered to them without registration of the shares under the Securities Act of 1933, as amended (the "Act"). In order to address this issue I have reviewed a bound folder of corporate documents containing Articles of Incorporation, minutes, Certificate of Good Standing, information regarding a mining property which has been held by the corporation, audited financial statement for the calendar years ended December 31, 1998 and 1997, and stub financial statements for the period ending August 31, 1999. You have advised me that audited statements for the fiscal years ended December 31, 1999 and 2000 are currently being prepared. I have also reviewed other miscellaneous documents which I view, when taken together with those specifically described, as being adequate to provide a factual bases for the opinions stated herein. As a result of this review, I have arrived at the following factual conclusions. 1. On April 16, 1999, Western was a Nevada corporation in good standing which was originally organized on December 11, 1980 as Henson Realty, Inc. According to its audited financial statements Western is authorized to issue up to 1,000,000 common shares of One Mil ($.001) par value. The corporation was involuntarily dissolved on September 1, 1985 but was duly reinstated on April 12, 1989 on the strength of an Affidavit of Reinstatement filed by Richard Henson on April 11, 1989. From inception through April 4, 1989, Richard Henson, President, Bernice Henson, Vice President and Robin Henson, Secretary/Treasurer served as the directors of the corporation. On April 4, 1989 Kim Kuhlman replaced Robin Henson as Secretary/Treasurer and director. On December 8, 1992 the constituted slate of officers and directors resigned having first electing Daniel Vandenberg as President and director, Susan Johnson as Secretary/Treasurer and director, and Jennifer Williams as a director of the corporation. 2. On February 26, 1993, the Board of Henson which had apparently, from inception, been in the real estate business, agreed to consider involving itself in a mining development in the Chase Mining District of White Pine County, Nevada. On April 19, 1993 the Board hired Jack Turner for a fee of $10,000 to evaluate the project. Between June 23, 1993 and January 18, 1994, a period of approximately seven months, the Board adopted a series of resolutions approving the sale of common shares of the Company, still named Henson Realty, Inc., to fund preparations to engage in developing the White Pine County mineral leases. The sales were as follows: Date Purchaser No. Shares Cash Consideration 6/23/93 Michael Davis 700 $ 2,800 9/27/93 Ben Mecham 450 1,800 Keith Patterson 450 1,800 1/18/94 James N. Grayson 900 3,600 2500 $10,000 On May 27, 1994 the Board approved the issuance of shares to the directors of the corporation in exchange for services rendered by them, as follows: Date Purchaser No. Shares Consideration 5/27/94 Daniel VandenBerg 300 Services Susan Johnson 100 Services Jennifer Williams 100 Services 500 On June 23, 1994 the Board gave further consideration to the mining project and determined to obtain a geological survey of the property at a cost of $28,000. Thereafter, resolutions were adopted approving the following additional sales of common shares. Date Purchaser No. Shares Cash Consideration 7/29/94 Paul Butler 2000 $ 8,000 Larry McNeil 1000 4,000 Paul Lassig 500 2,000 11/18/94 Doug Arnold 2300 9,200 Marie Arnold 800 3,200 Ruth Dissel 400 1,600 7000 $28,000 On February 8, 1995, having received and reviewed the geological report, the Board adopted a resolution to abandon the White Pine County mining project. 3. On April 28, 1999 the Board of Directors including Daniel VandenBerg, Susan Johnson and Jennifer Williams resigned and appointed Russell Noerring and Christine Blakely as directors of the Corporation. At this meeting, Russell Noerring was elected President of the corporation and Christine Blakely was elected Secretary/Treasurer. 4. Documents in my file reflect that between October of 1994 and November of 1995, approximately eight of the company's stockholders gifted shares to a total of sixteen persons raising the total number of stockholders from fifteen to thirty-one. 5. At a meeting of the Board on June 2, 1999 the Directors discussed the fact that the corporation was not in good standing with the State of Nevada and that money was needed to pay counsel, engage an auditor and discharge the fees necessary to reinstate the Company. No authorized but unissued shares were available to raise the required funds with the result that the Board authorized the call of a special meeting of stockholders to adopt an amendment to the Articles of Incorporation to increase the number of authorized shares and otherwise address the business needs of the corporation. 6. On July 27, 1999 a special meeting of stockholders was convened in Salt Lake City, Utah at which a slate of resolutions were adopted by the affirmative vote of 7,650 (constituting 100% of the shares present at the meeting in person or by proxy) and a majority of the 10,000 outstanding shares of the corporation. The slate included resolutions: a. Electing Russell Noerring and Christine Blakely as the directors; b. Amending the Articles of Incorporation to (i) increase the authorized capital to 100,000,000 common shares of One Mil ($.001) par value, (ii) remove any preemptive and cumulative voting rights of stockholders, (iii) increase the number of directors to not less than one nor more than nine, (iv) incorporate NRS 78.140 regarding contracts with directors and officers into the articles, (v) indemnify the officers and directors from certain liabilities, and (vi) provide that the corporation shall not be governed by NRS sections 78.378 through 78.3793 and Section 78.411 and to require a super-majority of 95% of the outstanding shares to repeal or amend that provision. c. Forward splitting the 10,000 common shares of the corporation fifty (50) shares for one (1) share, thus increasing to 500,000 the number of common shares outstanding. 7. On August 2, 1999 the Board adopted a resolution to sell 40,000 common shares of the corporation to Russell Noerring and Christine Blakely to discharge the costs and fees discussed in paragraph four, above. Shares were issued as follows: Date Purchaser No. Shares Cash Consideration 8/2/99 Russell Noerring 20,000 $ 5,000 8/2/99 Christine Blakely 20,000 5,000 40,000 $10,000 8. The present list of stockholders indicates that the 540,000 outstanding common shares of Western are presently held by forty (40) registered owners. While records I have examined disclose the nature of the transactions in which at least thirty-one of these people acquired their shares, those documents do not reflect the transfers which resulted in the additional stockholders. 9. None of the outstanding common shares of Western have been registered under the Securities Act of 1933, as amended (the "Act"). The minutes do not reflect that the Board of Directors relied on any particular exemption in issuing the company's outstanding shares without registration. However, minutes of the meetings of the Board of Directors indicate that all the fifteen purchasers of shares directly from the Company were present at meetings at which the status of the Company and the purposes to which the money they paid for shares was to be devoted were discussed at length. It is my opinion that given the state of the first level purchasers' knowledge about the affairs of the issuer and the amounts they invested, they should be deemed to have been sophisticated investors when they bought their shares and that in light of the number of purchasers, the transactions in which they purchased the original 10,000 shares issued by Western constituted transactions by an issuer not involving any public offering which were exempt from registration under [paragraph] 4(2) of the Act. As a result, the shares are "restricted securities" under the definition found in paragraph (a)((3)(1) of SEC Rule 144 under the Act (17 C.F.R. [paragraph] 230.144(a)(3)(i)). Most of the stockholders at the second level of distribution acquired their shares as gifts, that is; in a chain of transactions not involving any public offering. As a result, the shares transferred to them maintain their status as restricted securities in their hands. The question you have asked me to address is whether any of the outstanding shares of Western are entitled to be publicly traded without registration under the Act. I apologize in advance for the complexity of my reply. 1. By its terms, Section 4(1) of the Act and Rule 144 thereunder are available to permit sale of the outstanding shares of Western without registration under the Act. It is my opinion that the holders of all the outstanding common shares of Western Mountain Mining, Inc. are entitled to resell all or any part of the shares registered to them, without registration under the Securities Act of 1933, in reliance on [paragraph] 4(1) of the Act which exempts "transactions by persons other than issuers, underwriters or dealers" from the registration requirements of [paragraph] 5 of the Act, and on Rule 144 promulgated under the Act (17 C.F.R. [paragraph] 230.144). In some cases, reliance on this exemption will require compliance with all the conditions which are hereinafter described. This opinion is based on Paragraph (b) of SEC Rule 144 which provides as follows: (b) Conditions to be Met. Any affiliate or other person who sells restricted securities of an issuer for his own account, or any person who sells restricted or any other securities for the account of an affiliate of the issuer of such securities, shall be deemed not to be engaged in a distribution of such securities and therefore not to be an underwriter thereof within the meaning of Section 2(11) of the Act if all of the conditions of this rule are met. (Emphasis added.) The last phrase of this provision requires persons selling securities without registration in reliance on Rule 144 to meet all the conditions of the Rule. Rule 144 provides two separate circumstances under which stockholders may rely on its provisions. Where the stockholder, whether or not he is an affiliate of the issuer, has held the shares for one year, but less than two years, the Rule may only be relied upon if a series of conditions have been met, including requirements, found in the following lettered paragraphs of the Rule; (c) a requirement that there by adequate current information regarding the issuer publicly available, (e) limitations on the amount of securities that can be sold in reliance on the Rule, (f) a condition that the shares be sold only in normal brokers' transactions, (h) and (i) that the seller file a notice of sale with the Commission on Form 144, and have the bona fide intention of selling all shares reported on Form 144. However, the following language of paragraph (k) of Rule 144 terminates all of these conditions in some cases under the following language: (k) Termination of certain restrictions on sales of restricted securities by persons other than affiliates. The requirements of paragraphs (c), (e), (f) and (h) of this section shall not apply to restricted securities sold for the account of a person who is not an affiliate of the issuer at the time of the sale and has not been an affiliate during the preceding three months, provided a period of at least two years has elapsed since the later of the date the securities were acquired from the issuer or from an affiliate of the issuer. The two year period shall be calculated as described in paragraph (d) of this section. In this case, the securities purchased by the stockholders named above, except those purchased by stockholders Russell Noerring and Christine Blakely who acquired their shares on August 2, 1999, and excluding those who were gifted shares, were acquired directly from the issuer. All these shares were subscribed and fully paid for by the purchasers at the first level of distribution on or prior to November of 1995. The stockholders who acquired by gift received their shares before September 1, 1995. As a result, all the Western shares held by stockholders other than Nehring and Blakely were acquired directly or indirectly from the issuer more than two years ago. There is nothing of record to indicate that either by the percentage of shares they own, or any other relationship any of them have to the company, any of these registered owners of Western shares are. Or have been for more than ninety days, affiliates of the issuer as that phrase is defined by paragraph (a)(1) of Rule 144. As a result of the foregoing, it is my opinion that all of the stockholders of Western, except Russell Noerring and Christine Blakely, may sell, trade or otherwise dispose of all or any part of the Western shares they hold without registration under the Act, without complying with any of the conditions found in paragraphs (c), (e), (f) or (h) of Rule 144, in reliance on the exemption from registration provided by [paragraph] 4(1) of the Act and paragraph (k) of Rule 144 promulgated thereunder. Because they have established holding periods of more than one year in their shares, stockholders Noerring and Blakely may sell limited quantities of their shares in reliance on Rule 144 and [paragraph] 4(1) so long as they meet all of the conditions specified in the foregoing paragraphs of Rule 144, and may rely on paragraph (k) of the Rule three months after they have resigned their positions as officers and directors of the company so long as no other facts exist which would render them affiliates of the company. 2. The position of the Securities and Exchange Commission and the NASD. Despite the clear language of Rule 144 quoted above, the Securities and Exchange Commission and the National Association of Securities Dealers and its NASDAQ Market System have taken the position that at least under certain circumstances, neither [paragraph] 4(1) of the Act nor Rule 144 is available to exempt resale of securities in what are termed "blank check" companies, without registration. In recent cases with which I am familiar, these positions have resulted in the following practical consequences for the issuers. First, in issuing no comment letters on filings of such companies under the Securities Exchange Act of 1934, specifically, Forms 10-SB12G, the staff of the SEC has included the following language: "Other: We direct your attention to the letter of January 21, 2000 to Mr. Ken Worm, Assistant Director, OTC Compliance Unit, NASD Regulation, Inc. This letter indicates our view that the securities issued by a blank check company cannot be resold under Rule 144 but must be registered under the Securities Act of 1933." Similarly, in some cases the NASD has required undertakings from issuers that they will not transfer certain outstanding shares under Rule 144 or [paragraph] 4(1) as a condition to granting leave to trade their shares on the NASD Electronic Bulletin Board or other markets conducted by the NASD. The January 21, 2000 letter referred to in the paragraph quoted above was issued by Richard K. Wulff, Chief of the SEC's Office of Small Business, in response to a written inquiry dated November 1, 1999 from Ken Worm of the NASD. In that letter, Mr. Worm outlined seven factual scenarios in which the NASD sough guidance as to whether potential violations of the registration provisions of [paragraph] 5 of the Securities Act of 1933 might be occasioned either by the initial distributions of securities of blank check companies or the resale of such securities in the aftermarket. In his response, Mr. Wulff characterized these factual scenarios as follows: Each of your scenarios suggests the availability of Rule 144 or Section 4(1) of the Securities Act following the lapse of some period of time following the issuance of shares in the blank check company regardless of whether a merger has occurred. In a number of cases, promoters of these issuers appear to be in the business of creating blank check companies, then gifting or selling the securities of the companies without registration, either directly or through intermediaries. The first three Worm scenarios all feature circumstances where the issuer, either itself or through an affiliated stockholder, gifts nominal amounts of its shares (together constituting less than 10% of the "float") in reliance on the [paragraph] 4(2) exemption to between 20 and 50 individuals. A broker then submits a Form 211 to the NASD seeking trading authority citing the gifted shares as the only free-trading shares of the issuer. The Form 211 does not reflect whether or not the gift recipients are sophisticated investors. The fourth and fifth scenarios involve circumstances in which less than 10 shareholders control all, or at least more than 90% of the free-trading shares of the issuer and, in the latter case, remaining 10% are widely dispersed among 50 or more individuals. The submitting broker indicates that resale of the concentrated free-trading shares will not constitute a distribution because they expect the market to develop slowly and, in the latter case, because the total number of free-trading shares is determinative of the distribution issue. The sixth scenario relates to a case where an issuer sells shares to a second company under common control with the issuer under Rule 701 after which the issuer files a Form 10. Three months later the recipient of the 701 shares sells them through a broker to a number of stockholders. A second broker then files a Form 211 citing the 701 shares as the only free-trading shares of the issuer. The seventh scenario is that a reporting shell company merges with a private corporation. More than three months after he is out of control, a prior controlling stockholder of the reporting shell sells his shares through a broker in reliance on paragraph (k) of Rule 144. A second broker files a Form 211 citing the prior control block as the only free-trading shares of the issuer. Common to the last two scenarios is reliance on exemptive provisions to create the entire free-trading float of the issuer"s shares without registration. After brief legal analysis which will be discussed below, Mr. Wulff states this conclusion: It is our view that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are "underwriters" of the securities issued. Accordingly, we are also of the view that the securities involved can only be resold through registration under the Securities act. Similarly, Rule 144 would not be available for resale transactions in this situation, regardless of technical compliance with that rule, because these resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the registration requirements of the Securities Act. To me, there are two notable aspects of the position the Commission has taken. First is that while in paragraph two of his letter Wulff cites the Commission"s position that blank check companies are common vehicles for fraud and market manipulation as one of the reasons for the position he takes, he proceeds on page two of his letter to extend its application to issuers which may previously have been inactive but no longer fit the definition of a "blank check" company by reason of having effected a "business combination or transaction with an operating entity with a specific business plan. Second, in the above quoted position the staff has taken in response to Form 10 filings, it seems to have ignored the seven scenarios on which Wulff's opinion is based and applied his position to all "blank check" companies, presumably including those that are actually no longer within the definition of the term. The scope of Wulff's opinion seems to be growing. 3. My Response to the Wulff Letter of January 21, 2000. First, it is my opinion that the Wulff letter does not, by its terms, apply to the outstanding shares or shareholders of Western. This opinion is based on two propositions. 1. Insofar as Wulff's opinion is based on his allegation that "In a number of cases, promoters of these issuers appear to be in the business of creating blank check companies, then gifting or selling the securities of the companies without registration, either directly or through intermediaries," it is my opinion that this circumstance does not apply to Western, its officers, directors or promoters. The officers and directors who approved sale of most of the issuer's outstanding shares in 1993 and 1994 remain involved with the issuer except as minority stockholders holding a total of 15,000 shares. Only one of them gifted any shares of the issuer, i.e., 200 shares to two people. When it was created, Henson Realty, Inc. was not a "blank check" company, that is, "a development stage company that either ha[d] no specific business plan or purpose or ha[d] indicated that its business purpose was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person . . .". It was in the real estate business. When it sold the bulk of its outstanding shares, it did so to evaluate a well-documented mining prospect in White Pine County, Nevada. The company only became inactive in February of 1995 and did not take actions until July of 1999 to make itself more attractive in to new business opportunities. Significantly, the gifting of shares with the apparent purpose of increasing the company's stockholders' base occurred in 1994 and 1995 when officers other than those who hold office now were governing the affairs of the company. 2. Western does not strictly fit into any of the seven factual scenarios to which Wulff's letter is addressed. In Western's case, 500,000 of its 540,000 outstanding shares were sold to thirteen people between 1994 and 1994. There is no substantial concentration of shares in any particular stockholder or small group. The shares are widely disbursed among the company's forty stockholders. The largest of these stockholders owns less than ten percent (10%) of the outstanding stock of the company. The gifting of shares which increased the issuer's stockholder base occurred long before current management had anything to do with the Company. Furthermore, the gifting of shares was not the dispersal of minimal numbers of shares to facilitate the sale of a huge block of shares held by promoters into the market. The gifted shares, along with those still held by those who gave them, constitute 92.6% of the issuer's outstanding shares. Worm's first three scenarios do not apply to Western. The concentration of large numbers of purportedly free trading shares in less than ten stockholders that is featured in Worm's fourth and fifth scenarios is absent here with the result that it is my opinion that neither of those scenarios obtain in this case. The sixth and seventh scenarios are clearly inapplicable by their terms. It is my opinion that on the facts, Western is not within the coverage of the Wulff letter. Second, I believe the legal reasoning and support cited for the Wulff opinion are both defective. My opinion that [paragraph] 4(1) and rule 144 is available to these stockholders is based, first and foremost, on the literal language of paragraph (b) of Rule 144 which is quoted and highlighted above, particularly the language which states, to repeat it again in essence: "[a] person who sells . . . securities of an issuer . . . shall be deemed not to be engaged in a distribution of such securities and therefore not to be an underwriter thereof within the meaning of Section 2(11) of the Act if all of the conditions of this rule are met." As I indicated above, this language is mandatory. It is also universal in application because the right to rely on Rule 144 is granted to any holder of restricted or control securities, irrespective of whether the issuer is a blank check company, the percentage of ownership of the persons who may seek to rely on the rule, whether the issuer is otherwise publicly held, or any of the other factors cited in the Wulff opinion so long as the stockholder completely complies with the conditions set forth in the Rule. The quoted language of Rule 144 has often been referred to by commentators and others as providing "safe harbor" for reliance on its provisions, that is: persons who resell securities after fully complying with the Rule are deemed to be completely protected from allegations that their sales have been effected in violation of the registration provisions of [paragraph] 5 of the Act. This premise is based on the proposition that [paragraph] 4(1) of the Act exempts from registration transactions by persons other than issuers, underwriters or dealers. Since stockholders are rarely issuers or dealers, the only issue necessary to be resolved to insure that they are entitled to rely on the [paragraph] 4(a) the exemption is whether they are "underwriters" under the definition found in [paragraph] 2(11) of the Act. As written, paragraph (b) of Rule 144 clearly states that stockholders who comply with all the requirements of the Rule "shall be deemed not to be engaged in a distribution of such securities and therefore not to be an underwriter thereof within the meaning of Section 2(11) of the Act if all of the conditions of this rule are met." Such compliance therefore assures their right to rely on the [paragraph] 4(1) exemption in reselling their securities without registration. In commenting on this provision of Rule 144, Dan L. Goldwasser makes the following observation: 1 5.02 nature of the presumption "The Budge version of the Rule was cast in the form of a rebuttable presumption that the seller would not be an underwriter if his sale complied with the provisions of the Rule. This approach evoked cries of anguish from the securities bar, which had hoped that the Rule would eliminate uncertainty rather than foment it. As a result of the outcry, the Commission revised the wording of the Rule to indicate that compliance would offer the seller a safe harbor . . . ." However, this commentator goes on in the concluding sentence of the foregoing paragraph to note: ". . . In the promulgating release, the Commission did, however, offer this caveat: "In view of the objectives and policies underlying the Act, the rule shall not be available to any individual or entity with respect to any transaction which, although in technical compliance with the provisions of the rule, is part of a plan by such individual or entity to distribute or redistribute securities to the public. In such case, registration is required." Thus, what the Commission gave with its right hand by adopting Rule 144, it appeared to reserve the right to take away at will with the left. It is not surprising that the only authority Richard Wulff cites for his conclusion that neither [paragraph] 4(1) nor Rule 144 are available to exempt sales of securities in blank check companies in certain circumstances is the last quoted language of Securities Act Release No. 5223 dated January 11, 1972 by which Rule 144 was adopted. He cites no more recent authority for his position; for indeed, there appears to be little or none to cite. It is my opinion that the Commissions reliance, through Wulff, on the negative caveat found in Release No. 5223 is somewhat contradictory on its face, is unjustified by the subsequent history of Rule 144, and is fundamentally unfair to investors. The caveat is contradictory on its face because the only reason any issuers or stockholders ever rely on exemptions to sell or resell securities is to avoid the time and expense of registration. In some measure, every use of the [paragraph] 4(1) exemption which is not completely random is part of somebody's plan to issue or sell securities to the public which are not fettered by restrictions barring or limiting further sales. And, though the Staff of the Commission has commented may times and in many contexts regarding conduct which has the character of defining a "distribution" as opposed to normal trading transactions, it represented that it had specifically addressed those issues in considering and adopting the conditions contained in Rule 144 to define the conditions with which stockholders must comply in order to be deemed not to be engaged in a distribution. When the Commission adopted the Rule, there was nothing to stop it from imposing other conditions which might have further served to prevent distributive conduct from being committed in reliance on it. Second, the twenty-nine years of history of Rule 144 does not justify Wulff's reliance on the caveat. Goldwasser observed that: "It would appear, based upon the first five years' experience under the Rule that a seller can rest easy in the expectation that the Commission will not lightly invoke its caveat to hold sellers in violation of the Act for sales made in conformity with the Rule." 2 Thus it is that nearly from the beginning, the SEC basically kept quiet about its caveat and thereby fostered the belief among investors that Rule 144 was, in fact, a safe harbor for specified conduct. This pattered has continued in at least two respects in the intervening years. First, the Commission itself has repeatedly used the phrase "safe harbor" in connection with Rule 144 in releases related to its application and the application of related exemptions. See, e.g. Securities Act Release no. 7390, February 20, 1997 where the Commission says: Rule 144 provides an objective safe harbor for resales of restricted securities and control securities. Restricted securities generally are securities issued in private placements; control securities are securities owned by affiliates of the issuer, however acquired. The rule provides that a person complying with its terms and conditions will not be engaged in a distribution of securities and, thus, not be an 'underwriter' for purposes of the Section 4(1) exemption from Securities Act registration for ordinary trading transactions. See also Securities Act Release No. 6862, April 23, 1990 which uses the phrase "safe harbor" in the adoption of related Rule 144A. Perhaps, more importantly, is the fact that though the caveat appeared in the original release adopting Rule 144, it does not appear in the Preliminary Notes to the Rule itself as presently published. I have at least scanned every Securities Act Release under Rule 144 which has been released since January 11, 1972 and have found no language to explain why the Commission took pains to insert the caveat in the adoptive release but, somewhere along the line decided, without comment, to delete the caveat from the Preliminary Notes to the Rule as they now appear. What is clear is that by removing the caveat from the Preliminary Notes, the Commission has permitted people to invest time and money in small issuers without telling them that the safe harbor language of the Rule is, in essence, a lie, and that the Commission retains the right to deprive them of the right to rely on it by administrative interpretation any time it doesn't like the results of such reliance. Third, application of the Wulff letter to Western and its stockholders would, in light of the foregoing history, be patently unfair. On March 27, 1997 Western was apparently a corporation with two stockholders whose business had been unproductive and which was being involuntarily dissolved by the State of Nevada. The company sold shares to twenty people to provide the money necessary to keep Western alive. Though they invested minimal capital, they undoubtedly did so on the assumption, fostered by the SEC, that if and when they were in a position to comply with the requirements of Rule 144, it would be available to provide safe harbor for their resale of the shares they bought, without registration. There is nothing in the Rule about any caveat, or any warning that the safe harbor would not be available if the issuer was a blank check company, if it had few stockholders, if it had a large concentration of its free trading shares in few hands, or if it featured any of the other factors common to Worm's seven factual scenarios. The Rule as it was available to them, was absolutely clear. They were entitle to purchase stock in reliance on the SEC and now, having done so, they find that the Commission deluded them and that each of them will be required to fund a registration statement in order to sell securities years ago in the hope they may some day be worth something. I believe the Commission's actions in adopting the Wulff opinion as an operative interpretation of Rule 144 has Constitutional implications in that it imposes limitations on the property interest of these stockholders in their Western shares by restricting their right to alienate them without complying with the registration requirements of the Act (a requirement very likely beyond the capability of individual stockholders), in violation of the Due Process Clause of the Fifth Amendment to the United States Constitution. As phrased, Wulff's opinion would also operates ex post facto by depriving Western's stockholders of the right, clearly granted to them by Rule 144 and its Preliminary Notes as published when they purchased their shares, to resell them without registration. I also believe that due process implications are raised by the fact that there is a process available by which the Commission could amend Rule 144 to impose the changes effected by the Wulff opinion after publication, public comment and open debate of the proposed changes. Interpretive opinions have their place, but their use to exclude certain stockholders from the right to rely on a Rule to which they are clearly entitled by its language is, in my opinion, an unwarranted abuse of the interpretive process. Conclusion. For the reasons stated, it is my opinion that (1) the Wulff opinion of January 21, 2000 does not, by its terms, suffice to exclude Western's stockholders from the right to rely on [paragraph] 4(1) of the Securities Act and Rule 144 thereunder in reselling their Western shares without registration, and (2), use by the Commission of the Wulff opinion to materially limit the availability of Rule 144 without the procedural protections afforded by the rule making process is unwarranted. Accordingly, it is my opinion that having fully complied with the requirements of Rule 144, Western's stockholders may sell, trade or otherwise deal with their Western shares without registration under the Act in reliance on [paragraph] 4(1) thereof and rule 144 thereunder. If you have questions or comments about the facts on which I have relied or the opinions stated herein, Please advise. Very truly yours, /s/ JAMES N. BARBER ------------------- James N. Barber 1 A Guide to Rule 144, Second Edition, No. B1-1249, Practising Law Institute, 1975, 1978, Pages 161,162. 2 Id, at page 163.