Form 10-Q/A
period 2001-03-31
WESTERN MOUNTAIN MINING INC
filed 2002-01-02
CIK 1098420

     AMENDED QUARTERLY REPORT: WESTERN MOUNTAIN MINING (FIRST QUARTER 2001)

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED) For the quarterly period ended March
     31st, 2001
[GRAPHIC OMITTED]

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

                              NOTICE TO THE READER

     THE  CONTENTS  OF THIS  10-QSBA,  IN ITS  ENTIRETY,  REMAIN THE SAME AS THE
ORIGINAL  10QSB  FILED  ON  05/11/2001   EXCEPT  FOR  THE  CORPORATE   SIGNATORY
ERRONEOUSLY FILED UNDER AN INCORRECT NAME.

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
- ------------------

     The Company  recognizes  income and expenses based on the accrual method of accounting.

Dividend  Policy
- ------------------

     The Company has not yet adopted a policy regarding payment of dividends.

Income  Taxes
- ------------------

     On December 31, 1998 the Company had a net operating  loss carry forward of
$40,000.  The tax benefit from the loss carry forward has been fully offset by a valuation  reserve because the use of the future tax benefit is  underterminable since the Company has no operations. The net operating loss will expire starting in 2009 through 2022.

Basic and Diluted Net Income (Loss) Per Share
- ---------------------------------------------

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
- ------------------

     The Company adopted  Statement of Financial  Accounting  Standards No. 130.
The adoption of this standard had no impact on the stockholder's equity.

Recent Accounting Pronouncements
- ------------------

     The Company does not expect that the  adoption of other  recent  accounting pronouncements will have a material impact on its financial statements.

     Financial   Instruments  -  ------------------   The  carrying  amounts  of
financial  instruments  are considered by management to be their  estimated fair values.  These  values are not  necessarily  indicitive  of the amounts that the
Company could realize in a current market exchange.

                          WESTERN MOUNTAIN MINING, INC.
                          ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -------------------------------------------

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
- ------------------

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

                              WESTERN MOUNTAIN MINING, INC.
                              (REGISTRANT)

                               /s/ Christine Blakely
                          BY: -------------------------
                               CHRISTINE BLAKELY, ITS
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